Form 10-K/A
period 2006-12-31
Alternative Loan Trust 2006-J3
filed 2007-03-29
CIK 1359964

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

                               EXPLANATORY NOTE

Alternative Loan Trust 2006-J3 is filing this report on Form 10-K/A to correct an error in Exhibit 31(ii) included as part of the Form 10-K for Alternative Loan Trust 2006-J3 filed March 27, 2007. Exhibit 31(ii) included as part of that Form 10-K incorrectly stated the name of the Issuing Entity and the unaffiliated parties that provided information reasonably relied on in making the Rule 15d-14(d) certification. Exhibit 31(ii) included as part of this Form 10-K/A corrects this error.

This Form 10-K/A does not otherwise amend the Form 10-K filed on March 27, 2007.



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